Form 10-Q
period 2006-12-29
Covalence Specialty Materials Corp.
filed 2007-03-12
CIK 1372668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2006

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

333-137618
(Commission File Number)

__________________
COVALENCE SPECIALTY MATERIALS
CORP.
(Exact names of registrant as specified in its charter)

__________________

Delaware	20-4104433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Crossroads Drive, Bldg. A, Third Floor, Bedminster, NJ	07921
(Address of principal executive offices)	(Zip code)

(Registrants's telephone number, including area code) (908) 547-6061

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

__________________

COVALENCE SPECIALTY MATERIALS CORP.

INDEX TO FORM 10-Q

Part I.	Financial Information

		Page
Item 1.	Financial Statements (unaudited)

	Statements of Operations for the Three Months Ended December 29, 2006
	(Successor) and December 30, 2005 (Predecessor)	3
	Balance Sheets (Successor) as of December 29, 2006 and September 29, 2006	4
	Statements of Cash Flows for the Three Months Ended December 29, 2006
	(Successor) and December 30, 2005 (Predecessor)	5
	Statements of Equity and Comprehensive Income (Loss) (Successor) and Parent
	Company Equity and Comprehensive Income (Predecessor) for the Three Months
	Ended December 29, 2006 and December 30, 2005	6
	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II.	Other Information

Item 1.	Legal Proceedings	29

Item 6.	Exhibits	30

Signatures		31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COVALENCE SPECIALTY MATERIALS CORP. (SUCCESSOR) AND
TYCO PLASTICS AND ADHESIVES (PREDECESSOR)

STATEMENTS OF OPERATIONS
For The Three Months Ended December 29, 2006 and December 30, 2005
(unaudited, in millions)

	Successor	Predecessor
	Three Months	Three Months
	Ended December	Ended December
	29, 2006	30, 2005

Net revenue, including related party revenue	$366.7	$450.2
Cost of sales	342.5	385.5
Gross profit	24.2	64.7

Charges and allocations from Parent Company and affiliates	-	10.1
Selling, general and administrative expenses	41.8	33.5
Restructuring and impairment charges (credits), net	0.2	-
Operating income (loss)	(17.8)	21.1
Other Expense	0.1	-
Interest expense	17.6	1.1
Interest income	(0.6)	-
Interest expense – Parent Company and affiliates	-	3.0
Interest income – Parent Company and affiliates	-	(0.1)
Income (loss) before income taxes	(34.9)	17.1
Income taxes	(13.1)	0.7
Net income (loss)	$(21.8)	$16.4

The accompanying notes are an integral part of these financial statements.

COVALENCE SPECIALTY MATERIALS CORP. (SUCCESSOR) AND
TYCO PLASTICS AND ADHESIVES (PREDECESSOR)

BALANCE SHEETS
As of December 29, 2006 and September 29, 2006
(unaudited, in millions)

	Successor
	December 29,	September 29,
	2006	2006

Assets
Current Assets:
Cash and cash equivalents	$54.1	$66.8

Accounts receivable, less allowance for doubtful	146.7	195.7
accounts of $3.4, $3.3, respectively
Inventories	191.6	233.9
Prepaid expenses and other current assets	9.7	13.0
Total current assets	402.1	509.4
Property, plant and equipment, net	333.1	334.8
Intangible assets, net	333.1	337.2
Other assets	21.5	22.3
Total Assets	$1,089.8	$1,203.7

Liabilities and Equity
Current Liabilities:
Accounts payable	122.7	170.4
Accrued and other current liabilities	47.9	77.4
Long Term Debt - current	3.0	3.0
Total current liabilities	173.6	250.8
Long Term Debt	729.2	729.9
Deferred Income Tax Liabilities	36.4	49.7
Other liabilities	1.8	1.5
Total Liabilities	941.0	1,031.9

Commitments and contingencies

Contributions from Holdings	196.4	197.8
Retained Defecit	(47.9)	(26.1)
Accumulated Other Comprehensive Income	0.3	0.1
Total Equity	148.8	171.8
Total Liabilities and Equity	$1,089.8	$1,203.7

The accompanying notes are an integral part of these financial statements.

COVALENCE SPECIALTY MATERIALS CORP. (SUCCESSOR) AND
TYCO PLASTICS AND ADHESIVES (PREDECESSOR)
STATEMENTS OF CASH FLOWS
For The Three Months Ended December 29, 2006 and December 30, 2005
(unaudited, in millions)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	December 29,	December 30,
	2006	2005

Cash Flows from Operating Activities:
Net Income (loss)	$(21.8)	$16.4
Adjustments to reconcile net cash from operating activities
Depreciation and amortization	20.3	10.3
Amortization of debt issuance costs	0.8	-
Provisions for losses on accounts receivable and inventory	1.6	1.9
Deferred income taxes	(13.1)	-
Changes in assets and liabilities
Accounts receivable, net	47.2	(6.0)
Inventories	36.8	(90.9)
Prepaid expenses and other current assets	3.4	-
Other non-current assets	-	-
Accounts payable	(47.6)	55.0
Due to Tyco International, Ltd and affiliates	-	(109.9)
Accrued and other current liabilities	2.6	(3.7)
Income taxes	0.2	0.8
Other, net	(0.1)	0.1
Net cash provided by (used in) operating activities	30.3	(126.0)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(10.3)	(8.6)
Proceeds from disposal of assets	-	1.3
Acquisition of business, net of cash acquired	(30.2)	-
Net cash used in investing activities	(40.5)	(7.3)
Cash Flows from Financing Activities:
Return of equity to Holdings	(1.3)	-
Repayment of long-term debt	(0.7)	-
Change in book overdraft	-	1.1
Change in Predecessor parent company investment	-	135.0
Net cash provided by (used in) financing activities	(2.0)	136.1

Effect of currency translation on cash	(0.5)	(0.3)
Net increase (decrease) in cash and cash equivalents	(12.7)	2.5
Cash and cash equivalents, beginning of period	66.8	2.7
Cash and cash equivalents, end of period	$54.1	$5.2

Supplementary Cash Flow Information:
Interest paid	10.7	0.2
Income taxes paid	0.1	0.4

The accompanying notes are an integral part of these financial statements.

COVALENCE SPECIALTY MATERIALS CORP. (SUCCESSOR) AND
TYCO PLASTICS AND ADHESIVES (PREDECESSOR)

STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS) AND
PARENT COMPANY EQUITY AND COMPREHENSIVE INCOME
For The Three Months Ended December 29, 2006 and December 30, 2005
(unaudited, in millions)

STATEMENT OF PARENT COMPANY EQUITY AND COMPREHENSIVE INCOME (PREDECESSOR)

	Total	Parent	Currency	Minimum
	Parent	Company	Translation	Pension	Comprehensive
	Company	Investment		Liability	Income
	Equity
Balance at September 30, 2005 (Predecessor)	$855.1	$895.0	$(25.5)	$(14.4)
Comprehensive income:
Net income	16.4	16.4	-	-	$16.4
Currency translation	(3.9)	-	(3.9)	-	(3.9)
Total comprehensive income					$12.5
Net transfers to parent	8.2	8.2	-	-
Balance at December 30, 2005 (Predecessor)	$875.8	$919.6	$(29.4)	$(14.4)

STATEMENT OF EQUITY AND COMPREHENSIVE INCOME (LOSS) (SUCCESSOR)

	Total	Retained	Contributions	Currency	Comprehensive
	Equity	Deficit	from	Translation	Income
			Holdings
Balance at September 29, 2006 (Successor)	$171.8	$(26.1)	$197.8	$0.1
Comprehensive loss:
Net loss	(21.8)	(21.8)	-	-	$(21.8)
Currency translation	0.2	-	-	0.2	0.2
Total comprehensive loss					$(21.6)
Compensation expense	(0.1)	-	(0.1)	-
Contributions from Holdings	(1.3)	-	(1.3)	-
Balance at December 29, 2006 (Successor)	$148.8	$(47.9)	$196.4	$0.3

The accompanying notes are an integral part of these financial statements.

COVALENCE SPECIALTY MATERIALS CORP. (SUCCESSOR) AND
TYCO PLASTICS AND ADHESIVES (PREDECESSOR)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED, IN MILLIONS)

1. Basis of Presentation and Summary of Significant Accounting Policies

     Basis of Presentation—The accompanying financial statements (the “financial statements”) are presented for Covalence Specialty Materials Corp. (the “Successor” or the “Company”) on a consolidated basis, and Tyco Plastics & Adhesives (the “Predecessor”) on a combined basis. The financial statements of the Successor and Predecessor herein consist of the combined operations of the following formerly wholly-owned operating units of Tyco: Tyco Plastics (“Plastics”), Tyco Adhesives (“Adhesives”) and Ludlow Coated Products (“Coatings”). These financial statements present the consolidated financial position, results of operations and cash flows of the Successor as a stand-alone entity and combined financial position, results of operations and cash flows of the Predecessor as a subsidiary of Tyco, including adjustments, allocations and related party transactions and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany transactions have been eliminated. The Predecessor financial statements presented may not be indicative of the results that would have been achieved had the Predecessor operated as a separate, stand-alone entity.

     The financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These financial statements should be read in conjunction with the Company’s Financial Statements and accompanying notes contained in the Company's Offer to Exchange Prospectus dated February 9, 2007 filed with the Securities and Exchange Commission.

     The financial statements included herein are unaudited, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The results reported in these financial statements should not be taken as indicative of results that may be expected for the entire year.

     The Acquisition - On February 16, 2006, substantially all of the assets and liabilities of the Predecessor were acquired by the Company, under a Stock and Asset Purchase Agreement dated December 20, 2005 and entered into among Covalence Specialty Materials Holding Corp. (“Holdings”), an affiliate of Apollo Management V, L.P. and the direct parent of the Company, Tyco International S.A. and Tyco Group S.a.r.l. Under the agreement, the Successor acquired Predecessor’s businesses through the acquisition of certain equity interests of, and certain assets and liabilities held by direct and indirect operating subsidiaries of, Tyco International Ltd. (the “Acquisition”). See Note 2 for further discussion. Tyco International Ltd. and its subsidiaries, excluding the Predecessor, are referred to herein as “Tyco.”

     Use of Estimates—The preparation of the financial statements in conformity with U.S. GAAP requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of sales and expenses. Significant estimates in these financial statements include restructuring charges and credits, allowances for doubtful accounts receivable, estimates of future cash flows associated with long-lived assets, useful lives for depreciation and amortization, loss contingencies and net realizable value of inventories, revenue credits, vendor rebates, income taxes and tax valuation reserves and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the event or circumstances giving rise to such changes occur.

     Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 109–1 (“FSP 109–1”), “Application of FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, which provides guidance on the American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109–1 provides for the treatment of the deduction as a special deduction as described in Statement of Financial Accounting Standards (“SFAS”) No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We plan to adopt FSP 109–1 in fiscal 2007 and expect it to decrease our effective tax rate for financial statement purposes in periods in which the deduction is claimed.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes. FIN 48 also requires increased disclosure with respect to the uncertainty in income taxes. The Company will adopt the provisions of FIN 48 on October 1, 2007, as required, and is currently evaluating the impact of such adoption on its financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement on its financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that companies utilize a “dual-approach” to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. SAB No. 108 is applicable for the Company’s fiscal year ending September 28, 2007. The adoption of SAB No. 108 will not have a significant impact on the Company’s financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an assets or liabilities in its statement of financial position. Under SFAS No. 158, unrecognized actuarial gains and losses, prior service costs and credits and any remaining unrecognized transition amounts, net of their related income tax effect, are to be reported as a component of accumulated other comprehensive income. Incremental changes in these amounts not recognized in the statements of operations in the year in which they arise are recognized as changes in other comprehensive income in the year in which the changes occur. The statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of defined benefit pension and postretirement plans is effective for fiscal years ending after December 15, 2006 for companies with publicly traded stock, and June 15, 2007 for all other companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company currently measures plan assets and benefit obligations as of August at each fiscal year-end, and is evaluating the impact that the other aspects of this Statement will have on its financial statements.

2. Acquisition Purchase Price Allocation

     The Company has performed an evaluation of the fair values of the real and personal property, inventory and certain identifiable intangible assets in connection with the purchase price allocation related to the Acquisition. A valuation study was undertaken, which supports the purchase price allocation. The valuation study resulted in a fair value step-up of real and personal property, inventory and certain identifiable intangible assets. The Company recognized $6.8 million as a charge to cost of sales relating to the sale of inventory that was stepped-up to fair value. The Company is in the process of finalizing its purchase accounting information and, based on the valuation study and other available information, has recorded a purchase price of $916.1 million, which includes $975.2 million of original purchase price partially offset by net favorable working capital adjustments from Tyco of approximately $59.1. During the three months ended December 29, 2006, the company recorded a $9.0 million change to the allocation of the excess fair value over purchase price as a result of finalizing its evaluation of the fair values of the certain current assets, real and personal property, and inventories. The Company anticipates that it will completely finalize its purchase accounting allocation for the Acquisition during the first calendar quarter of 2007. The remaining excess of the fair value of the net assets acquired over the purchase price paid has been allocated to non current assets on a prorated basis. The following table summarizes the current allocation of fair values of the Company’s assets acquired and liabilities assumed at the date of acquisition.

		Allocation of
	Estimated	Excess	Allocation of
	Fair Value at	Fair Value over	Purchase Price At
	February 16, 2006	Purchase Price	February 16, 2006
		(in millions)
Current assets	$429.0	$ —	$429.0
Property, plant and equipment	345.4	(1.6)	343.8
Intangible assets	364.4	(1.5)	362.9
Other non current assets	24.1	—	24.1
Assets acquired	1,162.9	(3.1)	1,159.8

Current liabilities	176.6	—	176.6
Non current liabilities	67.1	—	67.1
Liabilities assumed	243.7	—	243.7
	$919.2	$ (3.1)	$916.1

3. Long-term Debt

     In connection with the Acquisition, the Company entered into senior secured credit facilities, which included a term loan in the amount of $350.0 million with a maturity date of February 16, 2013. On May 18, 2006, the Company refinanced its senior secured credit facilities, which now consist of a new term loan in the principal amount of $300.0 million and a new revolving credit facility which provides borrowing availability equal to the lesser of (a) $200.0 million or (b) the borrowing base, which is a function, among other things, of the Company’s accounts receivable and inventory. The term loan matures on May 18, 2013 and the revolving credit facility matures on May 18, 2012.

     The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate (“Base Rate”) determined by reference to the higher of (1) the prime rate of Bank of America, N.A., as administrative agent, and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) a eurodollar rate (“LIBOR”) determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 29, 2006 the applicable margin for LIBOR rate borrowings under the revolving credit facility was 1.50% and under the term loan is 2.00% . As of December 29, 2006 the applicable margin for base rate borrowings under the revolving credit facility was 0% and under the term loan was 1.00% . The applicable margin for such borrowings under the revolving credit facility will be reduced if the Company achieves certain leverage ratios.

     The senior secured credit facilities require minimum quarterly principal payments of $0.750 million on the term loan for the first six years and nine months, commencing in September 2006, with the remaining amount payable on May 18, 2013. In addition, the Company must prepay the outstanding term loan, subject to certain exceptions, with:

  Beginning with the Company’s first full fiscal year after the closing, 50% (which percentage is subject to a minimum of 0% upon the achievement of certain leverage ratios) of excess cash flow (as defined in the credit agreement); and

  100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months, subject to certain limitations.

     In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facilities in respect of the unutilized commitments thereunder at a rate equal to 0.25% to 0.35% per annum depending on the average daily available unused borrowing capacity. The Company also pays a customary letter of credit fee, including a fronting fee of 0.25% per annum of the stated amount of each outstanding letter of credit, and customary agency fees.

     The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar loans.

     The senior secured credit facilities contain various restrictive covenants that, among other things and subject to specified exceptions, prohibits the Company from prepaying other indebtedness, restricts its ability to incur indebtedness or liens, make investments or declare or pay any dividends.

     All obligations under the senior secured credit facilities are unconditionally guaranteed by Holdings and, subject to certain exceptions, each of the Company’s existing and future direct and indirect domestic subsidiaries. The guarantees of those obligations are secured by substantially all of the Company’s assets as well as those of Holdings and each domestic subsidiary guarantor.

     In connection with the Acquisition, the Company entered into the $175.0 million second priority floating rate loan. The second priority floating rate loan matures on August 16, 2013, and bears interest at a rate per annum, reset at the end of each interest period, equal to LIBOR plus 3.25% or Base Rate plus 2.25% . No principal payments are required with respect to the second priority floating rate loan prior to maturity. Voluntary prepayments under the floating rate loan are subject to a premium of 2% of any principal amount prepaid in the first year, 1% of any principal amount prepaid in the second year and no premium thereafter.

     All obligations under the floating rate loan are unconditionally guaranteed by each of the Company’s existing domestic subsidiaries that guarantees debt under the Company’s senior secured credit facilities and by certain of the Company’s future domestic subsidiaries, and are secured on a second priority basis by the same assets securing the loans under the senior secured credit facilities.

     The Company also issued $265.0 million of 10.25% senior subordinated notes due March 1, 2016. Included as a reduction of the balance in long term debt is the unamortized portion of the original issue discount of $6.3 million relating to the notes, which is reflected on the Company’s Balance Sheet. Included in the Successor Statement of Operations is $0.1 million of amortization of this discount using the effective interest method. On February 9, 2007, the Company commenced an Offer to Exchange the notes for substantially identical notes, except that the notes we issued in exchange are not subject to transfer restrictions. The Offer to Exchange is scheduled to expire on March 12, 2007. The currently outstanding senior notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness of the Company that does not contain similar subordination provisions. No principal payments are required with respect to the senior subordinated notes prior to maturity.

     The second priority floating rate loan agreement and the indenture relating to the notes each contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its restricted subsidiaries to incur indebtedness or issue disqualified stock or preferred stock, pay dividends or redeem or repurchase stock, make certain types of investments, sell assets, incur certain liens, restrict dividends or other payments from subsidiaries, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets. No principal payments are required with respect to the second priority floating rate loan and the senior subordinated notes prior to maturity.

     The Company’s weighted-average rate of interest on total debt was 8.72% for the three months ended December 29, 2006. Outstanding long-term debt on December 29, 2006 and maturities are as follows:

	Payments Due by Period
		Less than	1–3	4–5	More than
	Total	1 year	years	years	5 years
	(in millions)

Term Loan	$298.5	$3.0	$6.0	$6.0	$283.5

Second Lien Floating Rate Loan	175.0	-	-	-	175.0

Senior Subordinated Notes	265.0	-	-	-	265.0

Total	$738.5	$3.0	$6.0	$6.0	$723.5

     As of December 29, 2006 the Company had approximately $6.7 million in letters of credit issued and outstanding.

4. Other Intangible Assets

     The following table sets forth the gross carrying amount and accumulated amortization of the Company’s intangible assets:

	December 29, 2006			September 29, 2006
	Successor			Successor
(in millions)			Weighted			Weighted
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Contracts and related customer
relationships	$116.3	$9.2	11 years	$112.7	$6.4	11 years

Technology	140.4	11.2	11 years	134.8	7.9	11 years

Licenses	106.8	10.0	10 years	111.4	7.4	10 years
Total	$363.5	$30.4	11 years	$358.9	$21.7	11 years

     Intangible asset amortization expense was as follows:

	Successor	Predecessor
(in millions)	Three months	Three months
	ended	ended
	December 29,	December 30,
	2006	2005
Intangible asset amortization expense	$8.7	$0.7

     The amortization expense for the remainder of fiscal 2007 is expected to be $ 26.3 million. The estimated aggregate amortization expense on intangible assets owned by the Company at December 29, 2006 is expected to be as follows:

Estimated aggregate
Fiscal	amortization expense
year	(in millions)
2008	$35.4
2009	34.6
2010	34.6
2011	33.6
2012	33.3

5. Restructuring and Impairment Charges

     Activity for the restructuring reserves is as follows ($ in millions):

	Employee
	Severance	Facilities
	and Benefits	Exit		Non-cash
		Costs	Other	Charges	Total
Balance at September 30, 2005	$2.2	$1.6	$-	$-	$3.8
Charges	-	0.3	-	-	0.3
Utilization	(0.9)	(0.9)	-	-	(1.8)
Balance at December 30, 2005	$1.3	$1.0	$-	$-	$2.3

	Employee
	Severance	Facilities
	and Benefits	Exit		Non-cash
		Costs	Other	Charges	Total
Balance at September 29, 2006	$-	$0.7	$-	$-	$0.7
Charges, net	-	0.1	-	-	0.1
Utilization	-	(0.2)	-	-	(0.2)
Balance at December 29, 2006	$-	$0.6	$-	$-	$0.6

     At December 29, 2006, $0.6 million of restructuring reserves remained on the unaudited Balance Sheet, which was included in accrued and current liabilities and non-current accrued liabilities.

6. Income Taxes

     The Company's effective tax rate from continuing operations for the three months ended December 29, 2006 is a benefit of 37.8% . This rate differs from the Federal statutory rate of 35% primarily due to state and foreign income taxes and losses in foreign jurisdictions for which no benefit has been recognized. The Company has assumed that all foreign earnings will be repatriated and that the associated foreign income taxes will be deducted and not claimed as credits.

     With the exception of Covalence Korea, the Company believes that sufficient future taxable income will be generated to realize the tax benefits related to deferred tax assets. Therefore, the Company has not provided a valuation allowance against its deferred tax assets other than amounts related to Covalence Korea.

     Prior to the Acquisition, the Predecessor’s business activities in the United States were historically conducted through partnership entities. These partnerships were treated as “flow-through” entities for U.S. income tax purposes, meaning that the partnerships themselves were not subject to income tax and that only the partners pay tax on their relevant share of partnership income. Accordingly, the Predecessor did not compute, and the Company’s financial statements do not include, a tax provision on the income or losses of the U.S. operations. The Predecessor’s financial statements reflect a provision for non-U.S. income taxes based on income as if the Predecessor had been subject to income tax on a separate return basis. The Predecessor’s non-U.S. income tax provision relates to U.S. federal and provincial income taxes in Belgium, Canada, Korea and Mexico. The income tax provision was computed in accordance with SFAS No. 109 and is based on current tax rates.

7. Contingencies

     In the normal course of business, the Company is, and the Predecessor was, liable for product performance of certain of its products. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows.

     At the time of the Acquisition, under the Predecessor, various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and environmental matters were pending or threatened against the Predecessor. Additionally, the Predecessor was involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. As part of the Acquisition, Tyco retained the liabilities associated with these known environmental matters, which relate to the offsite disposal of hazardous materials. The Company retained liabilities relating to environmental matters on the acquired Predecessor properties. The Company also retained the liabilities associated with all known commercial and product liability matters. In the opinion of management, the ultimate resolution of these matters is not known and an estimate cannot be made. The Company has not recorded a reserve for these matters as they are not reasonably estimable and are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

8. Related Party Transactions

     Apollo Management Fee—The Company is charged a management fee by Apollo Management V, L.P., an affiliate of Holdings’ principal stockholder, for the provision of management consulting and advisory services provided throughout the year. The management fee is the greater of $2.5 million or 1.5% of adjusted EBITDA. For fiscal 2006, the Company paid $2.5 million for the management fee.

     Transactions with other related Apollo-affiliated companies—The Company conducts reviews of all transactions between itself and companies owned by affiliates of Apollo Management V, L.P. The value of all of these transactions, other than the management fee for the three months ended December 29, 2006 was less than $0.1 million. All of these other transactions were conducted in the normal course of business.

     Final working capital adjustment owed to Tyco—As part of the Acquisition, the Company agreed to pay to Tyco a working capital adjustment not to exceed $30.0 million. The amount was based on the average resin price the Company paid during fiscal year 2006. During the three months ended December 29, 2006, the Company paid the $30.0 million adjustment plus accrued interest to Tyco.

Pursuant to the Acquisition, the following Related Party Transactions were terminated by the Predecessor.

     Due to Tyco International Ltd. and affiliates— Amounts due to Tyco and its affiliates were primarily comprised of the funding requirements in connection with resin payables. This amount was settled with Tyco immediately prior to the Acquisition.

     Sales—The Predecessor sold certain of its manufactured products (consisting primarily of medical adhesive bandages and, to a lesser extent, coated products) to other subsidiaries of Tyco, at prices which approximated fair value. These sales were $5.9 million for the three months ended December 30, 2005.

     Allocation of expenses—Prior to the Acquisition, Tyco allocated expenses to the Predecessor related to certain management and administrative services provided, as well as for the use of certain patents and trade names. Management services were primarily related to corporate shared services including treasury, income tax, legal, internal audit, human resources and risk management functions. The related management fees, as well as royalties and licensing fees for the use of patents and trade names, were generally allocated based on the Predecessor’s net revenue. Administrative fees for the accounts receivable securitization program and purchasing services were generally allocated based on the Predecessor’s level of participation in the program.

Management believes that all allocations were made on a reasonable basis; however, these fees are not necessarily representative of the costs that would have been incurred by the Predecessor if it was operating on a stand-alone basis.

9. Segment and Geographic Data

     The Company’s reportable segments are strategic business units that operate in different industries and are managed separately. The Plastics segment manufactures polyethylene-based film, packaging products, bags and sheeting. The Adhesives segment manufactures specialty adhesive products and tapes for industrial applications, including external corrosion protection products for oil, gas and water pipelines. The Coated Products segment manufactures a variety of specialty laminates and coated products principally derived from paper, film, foil and fabrics. Certain corporate expenses were allocated to each of the Predecessor’s reportable segment operating income, based generally on net revenue. Selected information by reportable segment is presented in the following table:

	Successor	Predecessor
(in millions)	Three months	Three months
	ended	ended
	December 29,	December 30,
	2006	2005

Net revenue:
Plastics	$246.1	$305.4
Adhesives	73.0	87.6
Coatings	49.1	60.3
Less: intercompany revenue	(1.5)	(3.1)
	$366.7	$450.2

Operating income (loss):
Plastics	$(8.9)	$16.5
Adhesives	(0.2)	4.0
Coatings	(2.9)	2.1
Corporate Expenses	(5.8)	(1.5)
	$(17.8)	$21.1

Depreciation & amortization:
Plastics	$10.8	$6.5
Adhesives	5.3	2.5
Coatings	3.7	1.3
Corporate	0.5	0.0
	$20.3	$10.3

Capital expenditures, net:
Plastics	$7.0	$3.9
Adhesives	2.0	1.3
Coatings	0.8	1.5
Corporate	0.5	0.6
	$10.3	$7.3

Net revenue:
United States	$332.8	$415.4
North America excluding U.S.	17.5	18.5
Europe	15.6	12.3
Asia	0.8	4.0
	$366.7	$450.2

	Successor	Successor
	December 29,	September 29,
	2006	2006

Total assets:
Plastics	$596.0	$676.9
Adhesives	235.5	264.1
Coatings	175.5	185.8
Corporate	82.8	76.9
	$1,089.8	$1,203.7

Long-lived assets:
United States	$314.9	$315.9
North America excluding U.S.	16.2	16.9
Europe	1.0	1.0
Asia	1.0	1.0
	$333.1	$334.8

10. Supplementary Balance Sheet Information

     Selected supplementary balance sheet information at December 29, 2006 and September 29, 2006 are detailed in the following tables, and reflect the impact of the evaluation of the fair values of the real and personal property, inventory and certain identifiable intangible assets in connection with the purchase price allocation related to the Acquisition. as follows:

	Successor	Successor
(in millions)	December 29,	September 29,
	2006	2006

Inventories:
Purchased Materials and Manufactured Parts	$114.7	$112.2
Work in Process	14.7	13.8
Finished Goods	62.2	107.9
Total Inventories	$191.6	$233.9

Prepaid expenses and other current assests:
Prepaid Taxes	$2.3	$2.3
Prepaid Insurance	0.9	0.8
Rent and Deposits	1.0	1.0
Other	5.5	8.9
Prepaid expenses and other current assests:	$9.7	$13.0

Property, plant and equipment:
Land	$20.3	$20.3
Buildings	93.1	92.3
Machinery and equipment	238.2	233.3
Property under capital leases	0.2	0.2
Leasehold improvements	2.9	2.7
Construction in progress	19.4	15.2
Accumulated depreciation	(41.0)	(29.2)
Property, plant and equipment, net:	$333.1	$334.8

Accrued and other current liabilities:
Accrued Salaries & Wages	$3.7	$4.9
Accrued Vacation & Holidays.	2.9	3.7
Accrued Bonus	2.3	5.1
Sales Commission Payable.	1.9	2.3
Accrued Taxes	2.6	4.1
Accrued Restructuring.	0.3	0.3
Accrued Insurance.	5.8	5.7
Accrued Interest.	9.4	3.4
Accrued purchase price adjustment.	0.6	31.2
Other Accrued Expenses	18.4	16.7
Accrued and other current liabilities	$47.9	$77.4

11. Guarantor and Non-Guarantor Financial Information

     The Company has Senior Subordinated notes outstanding, which are fully and unconditionally guaranteed by its U.S. Subsidiaries (the “Guarantor Subsidiaries”). Separate financial statements and other disclosures concerning the Company and Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries are 100% wholly-owned by the Company and that the Guarantor Subsidiaries have fully and unconditionally guaranteed the obligations under the Senior Subordinated notes on a joint and several basis . The following tables present consolidating financial information for the Parent Company, Guarantor Subsidiaries and subsidiaries of the Company other than the Guarantor Subsidiaries (the “Non-Guarantor Subsidiaries”). The equity method of accounting is used to reflect investments of the Parent Company in its Guarantor and Non-Guarantor Subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Statement of Operations
For the three months ended December 29, 2006 (Successor)
($ in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenue, including related party revenue	$237.1	$103.2	$33.9	$(7.5)	$366.7
Cost of sales	226.3	92.1	31.2	(7.1)	342.5
Gross profit	10.8	11.1	2.7	(0.4)	24.2
Selling, general and administrative expenses	24.1	14.8	2.9	-	41.8
Restructuring and impairment charges, net	0.2	-	-	-	0.2
Operating income	(13.5)	(3.7)	(0.2)	(0.4)	(17.8)
Other income	-	-	(0.1)	-	(0.1)
Equity in net income (loss) of subsidiaries	(4.7)	-	-	4.7	-
Interest expense, net	17.0	-	-	-	17.0
Income (loss) before income taxes	(35.2)	(3.7)	(0.3)	4.3	(34.9)
Income tax benefit	(13.4)	-	0.3	-	(13.1)
Net income (loss)	$(21.8)	$(3.7)	$(0.6)	$4.3	$(21.8)

Condensed Statement of Operations
For the three months ended December 30, 2005 (Predecessor)
($ in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenue, including related party revenue	$295.6	$121.8	$34.9	$(2.1)	$450.2
Cost of sales	256.5	102.5	28.1	(1.6)	385.5
Gross profit	39.1	19.3	6.8	(0.5)	64.7
Charges and allocations from Tyco International, Ltd. and affiliates	7.1	3.0	-	-	10.1
Selling, general and administrative expenses	20.1	11.1	2.3	-	33.5
Restructuring and impairment charges, net	-	-	-	-	-
Operating income	11.9	5.2	4.5	(0.5)	21.1
Other income	-	1.4	(1.4)	-	-
Equity in net income of subsidiaries	9.8	-	-	(9.8)	-
Interest expense (income), net	5.3	(1.2)	(0.1)	-	4.0
Income (loss) before income taxes	16.4	7.8	3.2	(10.3)	17.1
Income tax expense	-	-	0.7	-	0.7
Net income (loss)	$16.4	$7.8	$2.5	$(10.3)	$16.4

Condensed Balance Sheet
As of December 29, 2006 (Successor)
($ in millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Assets

Current assets:
Cash and cash equivalents	$50.8	$-	$3.3	$-	$54.1
Accounts receivable, net of allowance for doubtful accounts	94.2	37.1	15.4	-	146.7
Inventories	117.8	57.2	16.6	-	191.6
Prepaid expenses and other current assets	3.2	1.7	4.8	-	9.7
Total current assets	266.0	96.0	40.1	-	402.1
Property, plant and equipment, net	220.8	93.8	18.5	-	333.1
Intangible assets, net	148.2	177.2	7.7	-	333.1
Investment in Subsidiaries	419.2	-	-	(419.2)	-
Other assets	20.9	0.6	-	-	21.5
Total Assets	$1,075.1	$367.6	$66.3	$(419.2)	$1,089.8
Liabilities and Equity

Current liabilities:
Accounts payable	$77.1	$38.8	$6.8	$-	$122.7
Accrued and other current liabilities	31.7	10.9	5.3	-	47.9
Long-term debt—current portion	3.0	-	-	-	3.0
Intercompany accounts, net	51.2	(64.2)	12.6	0.4	-
Total current liabilities	163.0	(14.5)	24.7	0.4	173.6
Long-term debt	729.2	-	-	-	729.2
Deferred tax liabilities	33.6	0.6	2.2	-	36.4
Other non current liabilities	0.5	0.3	1.0	-	1.8
Total long-term liabilities	763.3	0.9	3.2	-	767.4
Total Liabilities	926.3	(13.6)	27.9	0.4	941.0
Commitments and contingencies
Contributions from Holdings	196.4	368.6	35.1	(403.7)	196.4
Subsidiary stock	-	-	3.9	(3.9)	-
Retained deficit	(47.9)	12.6	(0.9)	(11.7)	(47.9)
Cumulative translation	0.3	-	0.3	(0.3)	0.3
Total Equity	148.8	381.2	38.4	(419.6)	148.8
Total Liabilities and Equity	$1,075.1	$367.6	$66.3	$(419.2)	$1,089.8

Condensed Balance Sheet
As of September 29, 2006 (Successor)
($ in millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Assets

Current assets:
Cash and cash equivalents	$62.3	$0.1	$4.4	$-	$66.8
Accounts receivable, net of allowance for doubtful accounts	124.9	52.4	18.4	-	195.7
Inventories	158.3	57.8	17.8	-	233.9
Prepaid expenses and other current assets	6.0	1.6	5.4	-	13.0
Total current assets	351.5	111.9	46.0	-	509.4
Property, plant and equipment, net	219.4	96.4	19.0	-	334.8
Intangible assets, net	146.7	182.8	7.7	-	337.2
Investment in Subsidiaries	353.2	-	-	(353.2)	-
Other assets	21.7	0.6	-	-	22.3
Total Assets	$1,092.5	$391.7	$72.7	$(353.2)	$1,203.7

Liabilities and Equity
Current liabilities:
Accounts payable	$108.2	$52.3	$9.9	$-	$170.4
Accrued and other current liabilities	57.3	14.8	5.3	-	77.4
Long-term debt—current portion	3.0	-	-	-	3.0
Intercompany accounts, net	(25.4)	(9.2)	30.2	4.4	-
Total current liabilities	143.1	57.9	45.4	4.4	250.8
Long-term debt	729.9	-	-	-	729.9
Deferred tax liabilities	47.4	(0.4)	2.7	-	49.7
Other non current liabilities	0.3	0.5	0.7	-	1.5
Total long-term liabilities	777.6	0.1	3.4	-	781.1
Total Liabilities	920.7	58.0	48.8	4.4	1,031.9
Commitments and contingencies
Contributions from Holdings	197.8	368.5	35.1	(403.6)	197.8
Retained deficit	(26.1)	(34.8)	(11.3)	46.1	(26.1)
Cumulative translation	0.1	-	0.1	(0.1)	0.1
Total Equity	171.8	333.7	23.9	(357.6)	171.8
Total Liabilities and Equity	$1,092.5	$391.7	$72.7	$(353.2)	$1,203.7

Condensed Statement of Cash Flows
For the three months ended December 29, 2006 (Successor)
($ in millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$27.8	$2.3	$0.2	$-	$30.3

Cash Flow from Investing Activities
Purchase of property, plant, and equipment	(7.1)	(2.4)	(0.8)	-	(10.3)
Acquisition of business net of cash acquired	(30.2)	-	-	-	(30.2)
Net cash used in investing activities	(37.3)	(2.4)	(0.8)	-	(40.5)

Cash Flow from Financing Activities
Return of equity to Holdings	(1.3)	-	-	-	(1.3)
Repayment of long-term debt	(0.7)	-	-	-	(0.7)
Net cash provided by financing activities	(2.0)	-	-	-	(2.0)
Effect of currency translation on cash	-	-	(0.5)	-	(0.5)
Change in cash and cash equivalents	(11.5)	(0.1)	(1.1)	-	(12.7)
Cash and cash equivalents, beginning of period	62.3	0.1	4.4	-	66.8
Cash and cash equivalents, end of period	$50.8	$-	$3.3	$-	$54.1

Condensed Statement of Cash Flows
For the three months ended December 30, 2005 (Predecessor)
($ in millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$(120.8)	$(7.1)	$1.9	$-	$(126.0)

Cash Flow from Investing Activities
Purchase of property, plant, and equipment	(5.6)	(2.8)	(0.2)	-	(8.6)
Proceeds from disposal of assets	1.3	-	-	-	1.3
Net cash used in investing activities	(4.3)	(2.8)	(0.2)	-	(7.3)

Cash Flow from Financing Activities
Change in Predecessor Parent Company
Investment	126.4	7.4	1.2	-	135.0
Change in book overdraft	(1.3)	2.4	-	-	1.1
Net cash provided by financing activities	125.1	9.8	1.2	-	136.1
Effect of currency translation on cash	-	-	(0.3)	-	(0.3)
Change in cash and cash equivalents	-	(0.1)	2.6	-	2.5
Cash and cash equivalents, beginning of period	-	0.1	2.6	-	2.7
Cash and cash equivalents, end of period	$-	$-	$5.2	$-	$5.2

12. Subsequent Events

     The Company’s parent company, Covalence Specialty Materials Holding Corp. (“Holdings”), has agreed to merge with Berry Plastics Group, Inc. (“Berry”) in a stock-for-stock merger. The resulting company will retain the name Berry Plastics Group, Inc. (“New Berry”). Berry shareholders will own a majority of the combined company’s common stock following the merger. The merger has been approved by written consent of a majority of each company’s shareholders, and remains subject to customary closing conditions, including receipt of required regulatory approvals. Immediately following the merger, the Company and Berry Plastics Holding Corporation (“Berry Opco”) will be combined as a direct subsidiary of New Berry (the resulting company referred to as “New Berry Opco”). Pursuant to a supplemental indenture, New Berry Opco will become the successor obligor of the Company’s senior subordinated notes. The company’s senior secured credit facilities (both first and second lien facilities) are expected to be replaced with a new asset-based revolver and new senior secured term loan. The Company currently expects the closing to occur in April 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations includes periods prior to and following the Acquisition and should be read together with our and the Predecessor’s Financial Statements and the accompanying notes included in this Quarterly Report . In addition, the statements in this report with respect to our expectations regarding the performance of our business and the other non-historical are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” included in the Company's Offer to Exchange Prospectus dated February 9, 2007 filed with the Securities and Exchange Commission. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Recent Developments

     The Company’s parent company, Covalence Specialty Materials Holding Corp. (“Holdings”), has agreed to merge with Berry Plastics Group, Inc. (“Berry”) in a stock-for-stock merger. The resulting company will retain the name Berry Plastics Group, Inc. (“New Berry”). Berry shareholders will own a majority of the combined company’s common stock following the merger. The merger has been approved by written consent of a majority of each company’s shareholders, and remains subject to customary closing conditions, including receipt of required regulatory approvals. Immediately following the merger, the Company and Berry Plastics Holding Corporation (“Berry Opco”) will be combined as a direct subsidiary of New Berry (the resulting company referred to as “New Berry Opco”). Pursuant to a supplemental indenture, New Berry Opco will become the successor obligor of the Company’s senior subordinated notes. The company’s senior secured credit facilities (both first and second lien facilities) are expected to be replaced with a new asset-based revolver and new senior secured term loan. The Company currently expects the closing to occur in April 2007.

Formation of the Company

     On February 16, 2006, the Company was formed through the acquisition of substantially all of the assets and liabilities of Tyco Plastics & Adhesives (“TP&A”) under a Stock and Asset Purchase Agreement dated December 20, 2005 among Holdings (an affiliate of Apollo), Tyco International Group S.A. and Tyco Group S.a.r.l.

     In connection with the Acquisition, affiliates of Apollo Management V, L.P. (“Apollo”) and certain members of our senior management contributed $197.5 million in cash to Holdings, which was contributed to us as common equity. The total purchase price consideration paid at the closing of the Acquisition was approximately $916.1 million. The Acquisition was funded with the proceeds from:

  The investment by affiliates of Apollo and certain members of our senior management in Holdings and the subsequent contribution of the cash proceeds to us as common equity;

  Our issuance of the $265.0 million outstanding notes;

  Term loan borrowings under our senior secured credit facilities of $350.0 million (subsequently refinanced as described below under “Principal Credit Facilities”);

  Borrowings under the floating rate loan of $175.0 million; and

  Pursuant to the terms of the Stock and Asset Purchase Agreement, a favorable net working capital adjustment of $59.1 million.

Business

As of December 29, 2006, we operated in the following reportable segments:

     Plastics

     Covalence Specialty Materials Corp. (“Plastics”) manufactures and sells primarily polyethylene-based film products. Its principal products include trash bags, drop cloths, agricultural film, stretch film, shrink film and custom packaging film. Plastics products are used principally in the agricultural, horticultural, institutional, foodservice and retail markets.

     Adhesives

     Covalence Specialty Adhesives (“Adhesives”) manufactures and sells tape, adhesive and corrosion protective products. Its principal products include splicing/laminating tapes, flame-retardant tapes, vinyl-coated tapes, and a variety of other specialty tapes, including carton sealing, double-faced cloth, masking, mounting and OEM medical tapes. Adhesives products are used principally in the industrial, construction, aerospace, automotive, HVAC, medical and retail markets.

     Coatings

     Covalence Specialty Coatings (“Coatings”) manufactures and prints a wide variety of high-quality flexible packaging, barrier, building and material handling products in a wide range of substrates and basic weights of paper, film, foil and woven and non-woven fabrics. Coatings are used in the residential building, industrial, food packaging, healthcare and military markets.

     Recent Developments

     On February 6, 2007, the Company announced a restructuring program in its Coatings segment. The planned actions relate to the exiting of two product lines, the closure of a manufacturing facility, the termination of certain employees and the relocation of certain operations. The affected product lines accounted for revenues of $20.6 million for the period from February 17 to September 29, 2006. The liability associated with this restructuring program is approximately $11.6 million, including asset impairment charges of $8.2 million, termination benefits of $1.7 million, relocation expenses of $0.9 million and other restructuring charges of $0.8 million. The Company expects to recognize costs associated with the restructuring over the next eight months.

Operating Results

	Successor	Predecessor
	December 29,	December 30,
	2006	2005

Net revenue, including related party revenue	$366.7	$450.2
Cost of sales	342.5	385.5
Gross profit	24.2	64.7

Charges and allocations from Parent Company and affiliates	-	10.1
Selling, general and administrative expenses	41.8	33.5
Restructuring and impairment charges (credits), net	0.2	-
Operating income (loss)	(17.8)	21.1
Other Expense	0.1	-
Interest expense	17.6	1.1
Interest income	(0.6)	-
Interest expense – Parent Company and affiliates	-	3.0
Interest income – Parent Company and affiliates	-	(0.1)
Income (loss) before income taxes	(34.9)	17.1
Income taxes	(13.1)	0.7
Net income (loss)	$(21.8)	$16.4

Discussion of Covalence Results of Operations for the Three Months Ended December 29, 2006

Net Revenue. Net revenue for the three months ended December 29, 2006 was $366.7 million. Net revenue was impacted by lower volumes caused by a mild hurricane season, weak housing starts and continued efforts by customers to minimize inventories during a period of softening polyethylene resin pricing. Included as a reduction of Net revenue is $31.4 million attributable to customer rebates, sales incentives, trade promotions and coupons and $7.4 million attributable to discounts to customers and product returns.

Cost of Sales. Cost of goods sold for the three months ended December 29, 2006 was $342.5 million. Cost of goods sold reflects lower sales volumes and lower raw materials costs partially offset by a $1.6 million inventory charge in our Plastics segment due to lower production and the correction of finished goods inventory levels. In addition, cost of sales was impacted by increased depreciation costs as a result of purchase price allocations in connection with the Acquisition. Included as a reduction of cost of goods sold was $1.9 million attributable to rebates from vendors.

Gross Profit. Gross profit for the three months ended December 29, 2006 was $24.2 million. Gross profit was negatively impacted by lower sales volumes, the inventory charge described above, and the impact of purchase method of accounting attributable to the Acquisition.

Selling, General and Administration Expenses. Selling, general and administrative expenses for the three months ended December 29, 2006 were $41.8 million. Items negatively impacting selling, general and administrative expense included the increased impact of depreciation and amortization resulting from the application of the purchase method of accounting in connection with the Acquisition, executive severance expense, additional corporate support costs, and general inflation.

Operating Loss Operating loss for the three months ended December 29, 2006 was $17.8 million. Operating loss was negatively impacted by lower volumes, higher depreciation and amortization costs resulting from the application of the purchase method of accounting in connection with the Acquisition, executive severance and additional corporate support costs.

Discussion of TP&A Results of Operations for the Three Months Ended December 30, 2005

Net Revenue. Net revenue for the three months ended December 30, 2005 was $450.2 million. Net revenue reflects pricing actions, implemented to offset polyethylene resin inflation experienced primarily in TP&A’s Plastics division. Included as a reduction of Net revenue is $40.5 million attributable to customer rebates, sales incentives, trade promotions and coupons and $9.8 million attributable to discounts to customers and product returns.

Cost of Sales. Cost of goods sold for the three months ended December 30, 2005 was $385.5 million. Cost of goods sold was adversely impacted by inflation in polyethylene resin and increased freight rates resulting from higher fuel prices. The effects of these items were partially offset by the favorable impact of TP&A’s cost reduction and manufacturing efficiency programs. Included as a reduction of cost of goods sold was $3.3 million attributable to rebates from vendors.

Gross Profit. Gross profit for the three months ended December 30, 2005 was $64.7 million. Gross profit was negatively impacted by resin raw material inflation experienced by TP&A’s Plastics division and increased freight rates resulting from higher fuel prices partially offset by the pricing actions previously mentioned and the continuing benefits of TP&A’s cost reduction programs.

Selling, General and Administrative expenses and Charges and allocations from Parent Company and affiliates. Selling, general and administrative expenses and Charges and allocations from Parent Company and affiliates for the three months ended December 30, 2005 were $43.6 million. Items favorably impacting these expenses included lower Tyco administrative fees as a result of the elimination of the receivables factoring and resin purchasing programs, partially offset by stock option expense of $1.1 million following Tyco’s adoption of Statement of Financial Accounting Standards No. 123R.

Operating Income. Operating income for the three months ended December 30, 2005 was $21.1 million. Operating income was negatively impacted by resin raw material inflation experienced by TP&A’s Plastics division and increased freight rates resulting from higher fuel prices, partially offset by pricing actions previously mentioned, the continuing benefits of TP&A’s cost reduction programs and lower Tyco administrative fees in selling, general and administrative expenses.

Critical Accounting Estimates

     The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the event or circumstances giving rise to such changes occur.

     There were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Financial Statements and accompanying notes contained in the Company's Offer to Exchange Prospectus dated February 9, 2007 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

      In December 2004, the FASB issued FASB Staff Position No. 109–1 (“FSP 109–1”), “Application of FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, which provides guidance on the American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109–1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We plan to adopt FSP 109–1 in fiscal 2007 and expect it to decrease our effective tax rate for financial statement purposes in periods in which the deduction is claimed.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes. FIN 48 also requires increased disclosure with respect to the uncertainty in income taxes. The Company will adopt the provisions of FIN 48 on October 1, 2007, as required, and is currently evaluating the impact of such adoption on its financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement on its financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that companies utilize a “dual-approach” to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. SAB No. 108 is applicable for the Company’s fiscal year ending September 28, 2007. The adoption of SAB No. 108 will not have a significant impact on the Company’s financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an assets or liabilities in its statement of financial position. Under SFAS No. 158, unrecognized actuarial gains and losses, prior service costs and credits and any remaining unrecognized transition amounts, net of their related income tax effect, are to be reported as a component of accumulated other comprehensive income. Incremental changes in these amounts not recognized in the statements of operations in the year in which they arise are recognized as changes in other comprehensive income in the year in which the changes occur. The statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of defined benefit pension and postretirement plans is effective for fiscal years ending after December 15, 2006 for companies with publicly traded stock, and June 15, 2007 for all other companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. While the Company currently measures plan assets and benefit obligations as of August at each fiscal year-end, the Company is evaluating the impact that the other aspects of this Statement will have on its combined financial statements.

Liquidity and Capital Resources

     At December 29, 2006, we had cash and cash equivalents of approximately $54.1 million. Currently, we generate cash primarily from our operating activities. We have a Senior Secured Credit Facility, which provides for up to $200.0 million in revolving credit borrowings, of which $182.3 million was available for borrowing at December 29, 2006. We have not yet utilized any of the revolving credit facility for borrowings. Our principal uses of cash are operating expenses, capital expenditures, debt service and working capital needs.

Cash Flows from Operating Activities

     During the three months ended December 29, 2006, we generated $30.3 million of net cash in operating activities principally due to improved accounts receivable collections and inventory turnover, partially offset by timing of payments for accounts payable. During the three months ended December 30, 2005, TP&A net cash usage was $ 126.0 million, principally due to changes in raw material purchases and payment terms as a result of the discontinuance of the resin purchasing agreement with Tyco prior to the Acquisition.

Cash Flows from Investing Activities

     During the three months ended December 29, 2006 we used $40.5 million of net cash in investing activities, due to the final working capital adjustment payment made to Tyco of $30.0 million and investments in capital expenditures of $10.3 million during the period. During the three months ended December 30, 2005, TP&A used $7.3 million of net cash in investing activities principally for capital expenditures.

Cash Flows from Financing Activities

     During the three months ended December 29, 2006, we used net cash of $2.0 million in our financing activities due principally to return of equity to Holdings of $1.3 million and a scheduled long-term debt payment of $0.7 million. During the three months ended December 30, 2005 cash generated from TP&A’s financing activities was $136.1 million due to the change in the resin purchasing arrangement with an affiliate of Tyco prior to the Acquisition referenced above, partially offset by the retirement of outstanding capital lease obligations.

Principal Credit Facilities

     In connection with the Acquisition, the Company entered into senior secured credit facilities, which included a term loan in the amount of $350.0 million with a maturity date of February 16, 2013. On May 18, 2006, the Company refinanced its senior secured credit facilities, which now consist of a new term loan in the principal amount of $300.0 million and a new revolving credit facility which provides borrowing availability equal to the lesser of (a) $200.0 million or (b) the borrowing base, which is a function, among other things, of the Company’s accounts receivable and inventory. The term loan matures on May 18, 2013 and the revolving credit facility matures on May 18, 2012.

     The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate (“Base Rate”) determined by reference to the higher of (1) the prime rate of Bank of America, N.A., as administrative agent, and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) a eurodollar rate (“LIBOR”) determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 29, 2006 the initial applicable margin for LIBOR rate borrowings under the revolving credit facility was 1.50% and under the term loan is 2.00% . As of December 29, 2006 the initial applicable margin for base rate borrowings under the revolving credit facility was 0% and under the term loan was 1.00% . The applicable margin for such borrowings under the revolving credit facility will be reduced if the Company achieves certain leverage ratios.

     The senior secured credit facilities require minimum quarterly principal payments of $0.750 million on the term loan for the first six years and nine months, commencing in September 2006, with the remaining amount payable on May 18, 2013. In addition, the Company must prepay the outstanding term loan, subject to certain exceptions, with:

  Beginning with the Company’s first full fiscal year after the closing, 50% (which percentage is subject to a minimum of 0% upon the achievement of certain leverage ratios) of excess cash flow (as defined in the credit agreement); and

  100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months, subject to certain limitations.

     In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facilities in respect of the unutilized commitments thereunder at a rate equal to 0.25% to 0.35% per annum depending on the average daily available unused borrowing capacity. The Company also pays a customary letter of credit fee, including a fronting fee of 0.25% per annum of the stated amount of each outstanding letter of credit, and customary agency fees.

     The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar loans.

     The senior secured credit facilities contain various restrictive covenants that, among other things and subject to specified exceptions, prohibits the Company from prepaying other indebtedness, restricts its ability to incur indebtedness or liens, make investments or declare or pay any dividends. For the three months ended December 29, 2006, the Company has complied with all covenants.

     All obligations under the senior secured credit facilities are unconditionally guaranteed by Holdings and, subject to certain exceptions, each of the Company’s existing and future direct and indirect domestic subsidiaries. The guarantees of those obligations are secured by substantially all of the Company’s assets as well as those of Holdings and each domestic subsidiary guarantor.

     In connection with the Acquisition, the Company entered into the $175.0 million second priority floating rate loan. The second priority floating rate loan matures on August 16, 2013, and bears interest at a rate per annum, reset at the end of each interest period, equal to LIBOR plus 3.25% or Base Rate plus 2.25% . No principal payments are required with respect to the second priority floating rate loan prior to maturity. Voluntary prepayments under the floating rate loan are subject to a premium of 2% of any principal amount prepaid in the first year, 1% of any principal amount prepaid in the second year and no premium thereafter.

     All obligations under the floating rate loan are unconditionally guaranteed by each of the Company’s existing domestic subsidiaries that guarantees debt under the Company’s senior secured credit facilities and by certain of the Company’s future domestic subsidiaries, and are secured on a second priority basis by the same assets securing the loans under the senior secured credit facilities.

     The Company also issued $265.0 million of 10.25% senior subordinated notes due March 1, 2016. Included as a reduction of the balance in long term debt is the unamortized portion of the original issue discount of $6.3 million relating to this note, which is reflected on the Company’s Balance Sheet. Included in the Company’s Statement of Operations is $0.1 million of amortization of this discount using the effective interest method. The notes were exchanged in (March 2007) for substantially identical notes, except that the notes carried in exchange are not subject to transfer restrictions. The currently outstanding senior notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness of the Company that does not contain similar subordination provisions. No principal payments are required with respect to the senior subordinated notes prior to maturity.

     The second priority floating rate loan agreement and the indenture relating to the outstanding notes each contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s and the ability of restricted subsidiaries to incur indebtedness or issue disqualified stock or preferred stock, pay dividends or redeem or repurchase stock, make certain types of investments, sell assets, incur certain liens, restrict dividends or other payments from subsidiaries, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the our assets. For the period ended December 29, 2006, we have complied with all covenants. No principal payments are required with respect to the second priority floating rate loan and the outstanding notes prior to maturity.

     Following the Acquisition, we have recorded these long-term debt obligations in our September 29, 2006 Balance Sheet. Included in interest expense, net on our Statement of Operations are certain transaction costs associated with the former senior secured credit facility and the senior secured credit facility.

     Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs.

     We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Covenant Compliance

     Our fixed charge coverage ratio, as defined in the senior secured revolving credit facility, is calculated based on a numerator consisting of Adjusted EBITDA less cash, taxes and capital expenditures, and a denominator consisting of interest expense and certain distributions. Our fixed charge coverage ratio, as defined in the senior secured term loan facility, the floating rate loan and the indenture relating to the senior subordinated notes, is calculated based on a numerator consisting of Adjusted EBITDA, and a denominator consisting of interest expense and certain distributions. We are required, under our debt covenant, to use a rolling four quarter Adjusted EBITDA in our calculations and to use the Predecessor’s financial information to complete this calculation.

     We are required to maintain a minimum fixed charge coverage ratio of 1.0:1.0 under the senior secured revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default. As of December 29, 2006, we had $182.3 million of aggregate unused borrowing capacity under the senior secured revolving credit facility. Revolving facility commitments as of December 29, 2006 were $200.0 million, and the borrowing base was $189.0 million.

     Failure to maintain a fixed charge coverage ratio of 2.0:1.0 under the senior secured term loan facility, the floating rate loan and the indenture relating to the senior subordinated, and in the circumstances described above, a fixed charge coverage ratio of 1.0:1.0 under the senior secured revolving credit facility, can result in limiting our long-term growth prospects by hindering our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.

Off-Balance Sheet Arrangements

     As of December 29, 2006, we had approximately $6.7 million in letters of credit issued and outstanding. We do not have any other off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, off-balance sheet risks to our liquidity and capital resources from unconsolidated entities are limited.

Backlog

     We do not reflect a production order in our backlog until we have received a purchase order. Generally, these orders are shipped within two to eight weeks of receipt of a purchase order. As a result, we do not believe our backlog is a reliable measure of future revenue.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure referenced in the Company's Offer to Exchange Prospectus dated February 9, 2007 filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We own and operate a specialty adhesives plant that was formerly owned by Tyco. As a result of inspections of this facility that occurred before and after the Acquisition, the New Jersey Department of Environmental Protection (NJDEP) has issued several administrative orders and notices of civil administrative penalty assessments for alleged noncompliance with air permits. In addition, NJDEP has advised us that additional inspections have revealed other items of noncompliance. NJDEP has asserted that penalties for all of these noncompliance matters total approximately $0.2 million. In addition, NJDEP has advised us that it is considering the assessment of a penalty for an allegedly noncompliant and impermissible parts washer. We believe that the use of the parts washer is permissible, and we have requested that NJDEP permit its use. We are engaged in settlement negotiations with NJDEP to resolve all of these issues, and we believe that the ultimate resolution will not have a material adverse effect on us.

     At the time of the Acquisition, various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and environmental matters were pending or threatened against TP&A. In addition to the NJDEP matter discussed above, TP&A also was involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. As part of the Acquisition, Tyco retained the liabilities associated with these known environmental matters, which relate to the off-site disposal of hazardous materials. We retain liabilities relating to environmental matters on the acquired TP&A properties. We also retained liabilities associated with all known commercial and product liability matters. In the opinion of management, the ultimate resolution of such matters is not known and an estimate cannot be made. The Company has not recorded a reserve relating to these matters as they are not reasonably estimable and believes these will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 6. Exhibits

Exhibit
No.	Description of Exhibit

3.1.1.1*	Certificate of Incorporation of Covalence Specialty Materials Corp.

3.1.1.2*	First Certificate of Amendment to the Certificate of Incorporation of Covalence Specialty Materials Corp.

3.1.1.3*	Second Certificate of Amendment to the Certificate of Incorporation of Covalence Specialty Materials Corp.

3.1.2.1*	Certificate of Formation of Covalence Specialty Adhesives LLC

3.1.2.2*	Certificate of Amendment to the Certificate of Formation of Covalence Specialty Adhesives LLC

3.1.3.1*	Certificate of Formation of Covalence Specialty Coatings LLC

3.1.3.2*	Certificate of Amendment to the Certificate of Formation of Covalence Specialty Coatings LLC

3.2.1*	Amended and Restated By-laws of Covalence Specialty Materials Corp.

31.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 15d-14(a) under the Securities
Exchange Act of 1934

31.2	Certificate of the Chief Financial Officer of the Registrant required by Rule 15d-14(a) under the Securities
Exchange Act of 1934

32.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 15d-14(b) under the Securities
Exchange Act of 1934

32.2	Certificate of the Chief Financial Officer of the Registrant required by Rule 15d-14(b) under the Securities
Exchange Act of 1934

* Previously filed and incorporated herein

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Covalence Specialty Materials Corp.

By:	/s/ Layle K. Smith
Layle K. Smith
President & Chief Executive Officer

By:	/s/ David S. Graziosi
David S. Graziosi
Executive Vice President, Chief Financial Officer

By:	/s/ Peter B. Blackadar
Peter B. Blackadar
Vice President, Corporate Controller

Date: March 12, 2007